Form 10-Q
period 2001-06-30
WHIRLWIND MARKETING INC
filed 2001-11-14
CIK 1122695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                       For the Quarter Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number: 000-32871


                            WHIRLWIND MARKETING, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                23-3050999
---------------------------------         ---------------------------------
     (State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)


                       455 Pennsylvania Avenue, Suite 200
                       -----------------------------------
                       Fort Washington, Pennsylvania 19034
                       -----------------------------------
                    (Address of principal executive offices)

                                 (215) 591-0850
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No

There were 3,091,251 shares of common stock, $0.001 par value, outstanding as of October 24, 2001.

                            WHIRLWIND MARKETING, INC.
                                   FORM 10-QSB



                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets - June 30, 2001 (Unaudited)
       and December 31, 2000..................................................................        3

     Condensed Statements of Operations (Unaudited) for the
       Three Months and Six Months Ended June 30, 2001 and 2000...............................        4

     Condensed Statement of Stockholders' Deficiency (Unaudited) for the
       Six Months Ended June 30, 2001.........................................................        5

     Condensed Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 2001 and 2000................................................        6

     Notes to the Condensed Financial Statements .............................................        8

Item 2. Plan of Operations....................................................................       13

                           PART II - OTHER INFORMATION

Item 4. Changes in Securities.................................................................       15

Signatures    ................................................................................       16

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

                            WHIRLWIND MARKETING, INC.
                         (A DVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                     June 30,     December 31,
                                                                                       2001           2000
                                                                                  -------------   --------------
                                     ASSETS
Current Assets
     Cash...... ................................................................ $       48,224    $     159,428
     Accounts receivable - Trade................................................          9,773            8,027
     Accounts receivable - Related Party (Note F)...............................        190,438          683,913
     Inventories................................................................         21,598           24,129
     Deposits and other current assets..........................................          8,813            8,813
                                                                                  -------------    -------------
         Total Current Assets...................................................        278,846          884,310
                                                                                  -------------    -------------
Property and Equipment, Net (Note C)............................................        145,121          113,912
                                                                                  -------------    -------------

Total Assets  ..................................................................  $     423,967    $     998,222
                                                                                  =============    =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Accounts payable...........................................................  $      91,575    $       2,879
     Accrued expenses...........................................................         99,949          113,083
     Deferred revenue...........................................................         12,262               -
     Current maturities of obligations under capital leases (Note D)............         19,638           17,206
     Current maturities of long-term debt (Note E)..............................      1,510,540        1,481,040
                                                                                  -------------    -------------
         Total Current Liabilities..............................................      1,733,964        1,614,208
                                                                                  -------------    -------------

Obligations under capital leases, net of current maturities (Note D)............         42,085           51,838
Long-term debt, net of current maturities (Note E)..............................             -           250,000
                                                                                  ------------     -------------

Total Liabilities...............................................................      1,776,049        1,916,046
                                                                                  -------------    -------------

Commitments (Note G)............................................................             -                -

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 1,000,000 shares
       authorized; issued and outstanding, none.................................             -                -
     Common stock - $0.001 par value; 7,000,000 shares
       authorized; 3,091,751 and 2,690,001 shares issued
       and outstanding, respectively............................................          3,091            2,690
     Additional paid-in-capital.................................................      1,321,784          952,685
     Accumulated deficit during development stage...............................     (2,676,957)      (1,873,199)
                                                                                  -------------    -------------
Total Stockholders' Deficiency..................................................     (1,352,082)        (917,824)
                                                                                  -------------    -------------

Total Liabilities and Stockholders' Deficiency..................................  $     423,967    $     998,222
                                                                                  =============    =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    Cumulative
                                                                                                                    Period
                                                         For the Three Months            For the Six Months         June 19,1999
                                                             Ended June 30,                Ended June 30,           (Inception)
                                                       ---------------------------  ----------------------------    Through
                                                             2001         2000          2001            2000        June 30, 2001
                                                       --------------  -----------  -------------  -------------    -------------
Sales................................................  $       11,389  $    10,493  $      35,691  $      20,853    $      94,205

Cost of Sales........................................           4,941        3,649         14,645          5,390           28,028
                                                       --------------  -----------  -------------  -------------    -------------

Gross Profit.........................................           6,448        6,844         21,046         15,463           66,177
                                                       --------------  -----------  -------------  -------------    -------------

Operating expenses...................................         393,135      356,086        719,015        593,812        2,379,344
                                                       --------------  -----------  -------------  -------------    -------------

Loss From Operations.................................        (386,687)    (349,242)      (697,969)      (578,349)      (2,313,167)
                                                       --------------  -----------  -------------  -------------    -------------

Other Income (Expense)
     Interest income.................................           1,303            -          1,974              -            5,081
     Interest expense................................         (61,011)      (6,175)      (107,763)       (78,255)        (368,872)
                                                       --------------  -----------  -------------  -------------    -------------

     Total Other Income (Expense)....................         (59,708)      (6,175)      (105,789)       (78,255)        (363,791)
                                                       --------------  -----------  -------------  -------------    -------------

Loss Before Income Taxes.............................        (446,395)    (355,417)      (803,758)      (656,604)      (2,676,958)

Income Tax Expense...................................               -            -              -              -                -
                                                       --------------  -----------  -------------  -------------    -------------

Net Loss.............................................  $     (446,395) $  (355,417) $    (803,758) $    (656,604)   $  (2,676,958)
                                                       ==============  ===========  =============  =============    =============


Basic and Diluted Loss per Share.....................  $        (0.14) $     (0.14) $       (0.27) $       (0.25)   $       (0.99)
                                                       ==============  ===========  =============  =============    =============

Weighted Average Number of Common
 Shares Used in Per Share Calculation................       3,091,251    2,600,001      2,950,222      2,600,001        2,702,899
                                                       ==============  ===========  =============  =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                                                                      Accumulated
                                                                                                        Deficit
                                                                                      Additional       during the
                                        Preferred Stock           Common Stock         Paid-in        Development
                                       Shares      Amount      Shares      Amount      Capital           Stage             Total
                                     ----------    ------     ---------    ------    -------------     ----------      ----------
Balance - June 19, 1999 (inception)           -   $     -             -    $    -    $           -     $         -     $        -

Capital contribution from
  Stockholder, June 19, 2001 ..               -         -     2,600,001     2,600           23,400               -         26,000

Net (loss) for the period June 19, 1999
    Through December 31, 1999 .               -         -             -         -                -        (102,196)      (102,196)
                                     ----------   -------     ---------    ------    -------------      ----------     ----------
Balance - December 31, 1999....               -         -     2,600,001     2,600           23,400        (102,196)       (76,196)
Net loss.......................               -         -             -         -                -      (1,771,003)    (1,771,003)

Stock options issued for services
    Rendered during the three months
    ended March 31, 2001.......               -         -             -         -           50,000               -         50,000

Conversion rights issued in
    Connection with convertible
    notes, January 10, 2000....               -         -             -         -          105,000               -        105,000

Conversion rights issued in
    Connection with convertible
    notes, April 4, 2000.......               -         -             -         -           82,500               -         82,500

Compensation for options granted
    to employees, June 21, 2000               -         -             -         -          534,375               -        534,375

Sale of common stock, August 9,
    2000  .....................               -         -        90,000        90          157,410               -        157,500
                                     ----------   -------     ---------    ------    -------------      ----------     ----------
Balance - December 31, 2000....               -         -     2,690,001     2,690          952,685      (1,873,199)      (917,824)

Common stock issued to redeem
    convertible debt, February 15,
    2001 (unaudited)...........               -         -       220,000       220          219,780               -        220,000

Sale of common stock, March 26,
    2001 (unaudited)...........               -         -       193,750       194          154,806               -        155,000

Cancellation of stock subscription
    Receivable, March 26, 2001
    (unaudited)................               -         -       (12,500)      (13)          (9,987)              -        (10,000)

Compensation for options granted
    for services, April 3, 2001
    (unaudited) ...............               -         -             -         -            4,500               -          4,500
Net loss for the six months ended
    June 30, 2001 (unaudited) .               -         -             -         -                -        (803,758)      (803,758)
                                     ----------   -------     ---------    ------    -------------     -----------     ----------
Balance - June 30, 2001........               -         -     3,091,251    $3,091    $   1,321,784     $(2,676,957)   $(1,352,082)
                                     ==========   =======     =========    ======    =============     ===========    ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                      Period
                                                                                                                      June 19, 1999
                                                                                     For the Six Months               (Inception)
                                                                                      Ended June 30,                  Through
                                                                                   2001              2000             June 30, 2001
                                                                           ---------------     -----------------      -------------
Cash Flows From Operating Activities
 Net income/(loss)........................................................$       (803,758)    $        (656,604)     $  (2,676,957)
 Adjustments to reconcile net (loss) earnings to net cash
 provided by (used in) operating activities:
   Depreciation and amortization...........................................         20,736                 2,334             24,721
   Amortization of financing costs.........................................             -                     -             187,500
   Stock options issued for services......................................              -                 33,180             50,000
   Compensation for options granted to employees..........................              -                     -             534,375
   Compensation for options granted for services..........................           4,500                    -               4,500
   Conversion rights issued in connection with convertible debt...........              -                120,000                  -
                     -
   Changes in operating assets and liabilities:
     Account receivable, trade.............................................         (1,746)               (3,747)            (9,773)
     Account receivable, related party.....................................        493,475                    -             693,340
     Inventory.............................................................          2,531               (17,871)           (21,598)
     Deposits and other current assets.....................................        (10,000)                9,514            (18,813)
     Accounts payable, trade...............................................         88,696                (2,692)            91,575
     Accounts payable, affiliate...........................................             -                299,209            113,262
     Accrued expenses......................................................        (13,134)               13,704             99,949
     Deferred revenue......................................................         12,262                    -              12,262
                                                                           ---------------     -----------------      -------------

   Net Cash Used in Operating Activities...................................       (206,438)             (202,973)          (915,657)
                                                                           ---------------     -----------------      -------------

Cash Flows From Investing Activities
   Additions to property and equipment.....................................        (51,945)               (3,533)           (97,778)
   Restricted cash.........................................................             -                140,000                  -
                                                                           ---------------     -----------------      -------------

   Net Cash Provided by (Used in) Investment Activities....................        (51,945)              136,467            (97,778)
                                                                           ---------------     -----------------      -------------

Cash Flows From Financing Activities
   Proceeds from sale of common stock......................................        155,000                    -             312,500
   Proceeds from borrowing under note payable..............................         16,000               210,000            776,000
   Repayments on notes payable.............................................        (16,500)                   -             (16,500)
   Repayments of obligations under capital lease...........................         (7,321)               (1,149)           (10,341)
                                                                           ---------------     -----------------      -------------

   Net Cash Provided by Financing Activities...............................        147,179               208,851          1,061,659
                                                                           ---------------     -----------------      -------------

Net Increase (Decrease) in Cash............................................       (111,204)              142,345             48,224

Cash at Beginning of Period................................................        159,428                 1,028                  -
                                                                           ---------------     -----------------      -------------

Cash at End of Period.....................................................$         48,224     $         143,373      $      48,224
                                                                          ================     =================      =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Supplemental Cash Flow Information:
   Conversion rights issued in connection with convertible notes..........$             -      $         120,000    $    120,000
                                                                          ================     =================    ============
   Acquisition of equipment under capital lease...........................$             -      $          28,042    $     72,064
                                                                          ================     =================    ============
   Debt securities converted to equity....................................$        220,000     $               -    $    220,000
                                                                          ================     =================    ============
   Stock options issued for services rendered.............................$             -      $               -    $     50,000
                                                                          ================      ================    ============
   Compensation for options granted to employees..........................$             -      $               -    $    534,375
                                                                          ================     =================    ============
   Compensation for options granted for services..........................$          4,500     $               -    $      4,500
                                                                          =================    =================    ============
   Conversion rights issued with convertible notes........................$             -      $               -    $    187,500
                                                                          ================     =================    ============
   Debt transferred from parent company...................................$             -      $               -    $    971,400
                                                                          ================     =================    ============








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION

       Whirlwind Marketing, Inc. (the "Company") incorporated on August 4, 2000, develops and markets innovative fundraising products and services for nonprofit organizations, including charitable organizations, educational institutions and civic and trade associations. The Company's fundraising solutions are designed to provide its customers with more complete, effective and easy-to-use systems to assist them in their fundraising activities. The Company developed and commercially introduced an on-line fundraising tool, V-GivingTM, that provides customers with the ability to accept donations over the Internet while allowing them to establish and further develop relationships with their donors. The Company also offers a variety of off-line fundraising products and programs designed for immediate, goal-related fundraising needs.

       The Company's other current fundraising product offerings include the Gold Card, a donation system employing a scratch-card to determine the amount of the donation and "thank you" incentives for donors, as well as traditional fundraising merchandise, such as candy and officially licensed sports mugs. As a direct seller of these products the Company negotiates the sale, purchases the inventory and delivers or arranges delivery of this merchandise to its customers.

             A summary of the company's significant accounting policies applied in the preparation of the accompanying financial statements follows.


NOTE B - SUMMARY OF ACCOUNTING POLICIES

       1. Interim Condensed Financial Statements
          --------------------------------------

       The accompanying condensed financial statements for June 30, 2001 and for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form SB-2 filed on July 20, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

       2. Business Condition
          ------------------

       The Company has accumulated losses since inception of $2,676,958 and for the six months ended June 30, 2001 and 2000 losses have amounted to $803,758 and $656,604, respectively. As of June 30, 2001, the Company had a stockholders' deficiency of $1,352,082 and a working capital deficiency of $1,455,118 and has incurred costs to develop and enhance its technology and to create and introduce its products and services to its customers. The Company is in the development stage as planned principal operations of its V-GivingTM fundraising tool have commenced, but there has been no significant revenue generated. The Company has had negative operating cash flow since inception, which likely will continue for the

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

       foreseeable future as it develops and markets its products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it can secure additional financing sufficient to fully develop its technologies into commercially viable products and services. If adequate funds are not available, the Company may be required to curtail its operations or seek other remedies such as the sale of its operations or changing its overall business strategy. There can be no assurance that any of these transactions will occur.

       3. Revenue Recognition
          -------------------

       Substantially all revenues since inception have been derived from the off-line fundraising product of the business which includes Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs). Revenue associated with these sales is recognized upon shipment in fulfillment of customer orders.

       The Company's V-GivingTM solution is a Web-based subscription service that allows the Company to collect donations on behalf of subscribers, accept membership applications or renewals and perform event registration services utilizing the Internet. The V-GivingTM subscription service is a fixed product that only permits customers (not the Company) to change certain preferences within fixed parameters. The Company does not perform any configuration or customization services for customers with respect to V-GivingTM. Revenue from this subscription service will be recognized from delivery of access to V-GivingTM ratably over the term of the subscription as the subscription fees are non-refundable and the customer accepts the product as is. Through June 30, 2001 revenue recognized by the Company from this service has not been material.

       4. Collection and Remittance of Subscribers' Donations
          ---------------------------------------------------

       The Company reflects amounts collected and due to subscribers to its V-GivingTM service as Cash Restricted and Accounts Payable. Through June 30, 2001 operations utilizing V-GivingTM have not been material.

       5. Start-Up Activities
          -------------------

       The Company expenses start-up costs as incurred in accordance with the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

       6. Software Costs
          --------------

       Software costs represent amounts paid to third parties to acquire and develop software to be utilized in the Company's V-GivingTM on-line solution. The costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company will continue to evaluate any impairments to the software on a periodic basis.

       7. Advertising Costs
          -----------------

       Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the six months ended June 30, 2001 and 2000 were $14,726 and $13,519, respectively. Total costs for the period June 19, 1999 (inception) to June 30, 2001 was $30,611.

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2001 and December 31, 2000:

                                                                      June 30,     December 31,
                                                                        2001          2000
                                                                ---------------------------------
         Machinery and Equipment................................$       17,232     $           -
         Equipment under capital lease..........................        72,064             72,064
         Furniture and Fixtures.................................         8,816              9,833
         Computer Software......................................        60,989             36,000
         Leasehold improvements.................................        10,741                  -
                                                                --------------     --------------
                                                                       169,842            117,897
         Less: Accumulated depreciation and amortization........       (24,721)            (3,985)
                                                                ---------------    --------------

         Net Property and Equipment.............................$      145,121     $      113,912
                                                                ==============     ==============

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $20,735 and $2,334 respectively.

NOTE D - OBLIGATIONS UNDER CAPITAL LEASE

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

          Years Ending December 31:
             2001 (for the six months ended)................................. $      17,338
             2002............................................................        35,295
             2003............................................................        31,898
             2004............................................................         7,005
                                                                              -------------
         Total minimum lease payments........................................        91,536
         Less: Amount representing interest (12.3% to 52.0%)                         29,813
                                                                              -------------
         Present value of net minimum lease payments                                 61,723
         Less: Current portion                                                       19,638
                                                                              -------------

         Capital Lease Obligation - Long Term                                 $      42,085
                                                                              =============

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payment or the fair value of the assets. The assts are amortized over the term of the respective lease.

During 2000, the Company entered into capital lease obligations totaling $72,064, for the purchase of equipment. Depreciation on equipment under capital leases was $11,478 for the six months ended June 30, 2001. The net book value of equipment under capital leases at June 30, 2001 amounted to $57,675.

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE

                                                                                       June 30,     December 31,
                                                                                           2001             2000
                                                                                 --------------    -------------
      7% convertible debentures due January 2002 through April 2002; convertible into common stock six months from
      date of issuance at a conversion price of $1 per share;
      interest payable monthly in arrears.  As of December 31,
      2000, these debentures were eligible for conversion.                       $       30,000    $     250,000

      Notes payable, individuals, principal and accrued interest at 12% to 19%
      payable at maturity from July 2001 to December 2001. Between April and
      June of 2001, notes payable maturing through June 30, 2001 with an aggregate face value of $408,500 were each extended for a period of six months, with principal and accrued interest at 12.0% to 19.0% payable at
      maturity from July to December 2001.                                            1,480,540        1,481,040
                                                                                 --------------    -------------
                                                                                      1,510,540        1,731,040
      Less Current Portion                                                            1,510,540        1,481,040
                                                                                 --------------    -------------

      Notes Payable - Long-Term                                                  $            -    $     250,000
                                                                                 ==============    =============

During the first quarter of 2001 a portion of the 7% convertible debentures with a face value of $220,000 were converted into 220,000 shares of common stock. For the six months ended June 30, 2001 and the year ended December 31, 2000, the Company recorded a non-cash charge of $105,000 and $187,500, respectively, related to the conversion feature of these convertible debentures.


NOTE F - Related Party Transactions

During the year ended December 31, 2000 and for the period June 19, 1999 (inception) through December 31, 1999, MRG, the majority stockholder in the Company, incurred certain operating expenses, such as rent, payroll, payroll taxes, benefits, and other operating expenses on behalf of the Company and made certain cash advances to the Company. Such costs and cash advances, net of repayments by the Company, amounted to an aggregate of $199,865 and $113,262, respectively, and have been charged to the Company by MRG.

During the year ended December 31, 2000, the Company had transferred to it by MRG notes payable, originally owed by MRG, at an aggregate face value of $971,040. The Company satisfied its related party payable to MRG in full with $313,127 of this amount. The remaining $657,913 of indebtedness the Company assumed from MRG represents a related party receivable that is payable to the Company by MRG. During the six months ended June 30, 2001, MRG satisfied $500,000 of this obligation.

                            WHIRLWIND MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. Future minimum lease payments under the operating lease as of June 30, 2001 are as follows:

                  Year Ending December 31:
                  2001 (for the six months ended)....................$   56,862
                  2002                                                  119,926
                  2003                                                  124,609
                  2004                                                  127,008
                  2005                                                  107,880
                                                                      ---------
                  Total...............................................$ 536,285
                                                                      =========

Rent expense for the six months ended June 30, 2001 and 2000 was $47,278 and $22,366, respectively.

NOTE H - SUBSEQUENT EVENTS

On November 2, 2001, the Company filed Form S-8 Registration Statement Under The Securities and Exchange Act of 1933 to register 2,044,171 shares of common stock. This registration statement covers 1,000,000 shares to be issuable under the 2000 Stock Option and Stock Reward Plan, 620,000 shares to be issued as an executive and employee bonus for services provided during the three months ended September 30, 2001, 424,171 shares to be issued to various consultants for services provided during periods subsequent to June 30, 2001.

Item 2.  Plan of Operations

     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Plan of Operations

    Our short-term objectives are to extend the continued development of our company through strategic business relationships, product development and increased awareness and sales.

    We are seeking to establish business relationships with several large, non-profit associations, each consisting of a substantial number of members of our target audience. Our goal in establishing these relationships will be to utilize the existing marketing materials and publications of these associations to their members in order to market our V-GivingTM tool and other fundraising products to a significant number of potential customers through an efficient, centralized channel of communications. In April of 2001 we entered into an agreement with America's Charities, an association of non-profit organizations, pursuant to which America's Charities pays us a single, discounted subscription fee in consideration for our providing access to the V-GivingTM tool to its members. In addition, in consideration for our providing access to V-GivingTM to its members at a discount, America's Charities has agreed to market and promote our other products and services to its members. We intend to enter into similar agreements with other such organizations.

We are also seeking to establish marketing and sales relationships with other technology companies in an effort to increase the visibility and market penetration of our products without the necessity of hiring and maintaining a large, full-time sale staff. Our objective is to have these companies either act as distributors of our V-GivingTM product and any future information technology products we may develop, or to have these companies add our products as a component of a larger suite of information technology tools that the technology company may offer. We have not yet entered into any such marketing or sales relationship.

Through continued research, discussions with individuals involved with non-profit organizations and technology professionals, we are constantly looking to increase the scope of our V-GivingTM product. We have identified specific fundraising-related needs, which can benefit greatly from the infusion of technology. Through industry research and communications with industry leaders, we look to provide the most profitable and cost-effective goal-related fundraising programs currently available. With a continued emphasis on product development, we look to grow into the industry leader by offering complete fundraising solutions.

We have identified the potential to generate significant cross-sell opportunities presented by our line of complimentary fundraising programs. While the V-GivingTM product helps meet long-term, constant fundraising needs, our more traditional fundraising products can be used to meet immediate fundraising goals of non-profit organizations. By establishing committed relationships with our customers and exceeding their expectations, we intend to leverage our past performance into future, increased sales.

Our long term objectives are to generate steadily increasing revenues and obtain the capital necessary to expand our operations through cash flow from operations and outside financing opportunities. We also believe that due to the present volatility in our industry there is a tremendous opportunity for acquisitions to take place to assist us in our attempts to establish market leadership.

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

     Sales for the three ended June 30, 2001 and 2000 were $11,389 and $10,493, respectively. The company's principal source of revenue for the three months ended and since inception resulted from the off-line fundraising products which includes sales of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs). For the three months ended June 30, 2001, revenue recognized by the Company's V-GivingTM solution has not been material.

     Cost of sales for the three months ended June 30, 2001 and 2000 were $4,941 and $3,649, respectively. Cost of sales for the three months ended represents costs associated with the purchase of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs) for the purpose of resale. We anticipate that as our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

     General and administrative expenses for the three months ended June 30, 2001 and 2000 were $393,135 and $356,086, respectively. The Company's current quarter general and administration expenses consisted primarily of salaries and wages of $193,415, professional fees of $84,390, employee benefits of $29,398, rent of $18,911, and payroll taxes of $15,688. The remaining costs of $51,333 are from general operations. For the three months ended June 30, 2000, general and administrative expenses consisted primarily of salaries and wages of $132,898, professional fees of $48,318, employee benefits of $18,963, rent of $13,166, and payroll taxes of $17,062. The remaining costs of $125,679 are from general operations.

     Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 was $11,767 and $1,167, respectively. Depreciation and amortization expense increased primarily as a result of the additions of assets under capital lease, computer equipment, computer software, and furniture and fixtures during the last six months of 2000.

     Interest expense for the three months ended June 30, 2001 and 2000 was 61,011 and 6,175, respectively. Interest expense increased due to higher levels of outstanding debt.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

     Sales for the six months ended June 30, 2001 and 2000 were $35,691 and $20,853, respectively. The company's principal source of revenue for the six months ended and since inception resulted from the off-line fundraising products which includes sales of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs). The primary reason for the increase can be attributed to an increased sales effort for these products. For the six months ended June 30, 2001, revenue recognized by the Company's V-GIVINGTM solution has not been material.

     Cost of sales for the six months ended June 30, 2001 and 2000 were $14,645 and $5,390, respectively. Cost of sales for the six months ended represents costs associated with the purchase of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs) for the purpose of resale. We anticipate that as our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

     General and administrative expenses for the six months ended June 30, 2001 and 2000 were $719,015 and $593,812, respectively. The Company's current quarter general and administration expenses consisted primarily of salaries and wages of $361,023, professional fees of $115,906, employee benefits of $47,961, rent of $47,278, and payroll taxes of $32,187. The remaining costs of $114,660 are from general operations. For the six months ended June 30, 2000, general and administration expenses consisted primarily of salaries and wages of $241,929, professional fees of $114,946, employee benefits of $29,655, rent of $28,719, and payroll taxes of $26,667. The remaining costs of $151,896 are from general operations.

     Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $20,736 and $2,334, respectively. Depreciation and amortization expense increased primarily as a result of the additions of assets under capital lease, computer equipment, computer software, and furniture and fixtures during the last six months of 2000.

     Interest expense for the three months ended June 30, 2001 and 2000 was 107,763 and 78,255, respectively. Interest expense increased due to higher levels of outstanding debt.

Liquidity and Capital Resources

      At June 30, 2001, cash amounts to $48,224, a decrease of $111,204 from December 31, 2000. Cash flow used in operations was $206,438 for the six months ended June 30, 2001. The company has notes payable to individuals and convertible debentures of $1,480,540 and 30,000, respectively, as of June 30, 2001. The Company also has a related party receivable of $190,438 as of June 30, 2001.

The Company has financed its operations to date primarily through convertible debentures, notes payable, and current sales. The Company has had net losses annually since inception (1999) and we have incurred net losses through June 30, 2001. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources and the collection of a receivable from a related party of $190,438. The additional financing and collection of the receivable will be used for working capital needs, other general corporate purposes, possible acquisitions, and to make payments on accounts and notes payable. There is no assurance that additional financing will be realized or collection will occur on the receivable from the related party.

We had negative working capital of $1,455,118 on June 30, 2001 as compared to $729,898 at December 31, 2000. The Company plans on converting some debt to equity and raising funds through a variety of outside resources. We also currently have a receivable from a related party in the amount of $190,438, which we expect to collect in the next three months which should be sufficient to cover our operations and working capital requirements for the next three months.

     The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. This funding looks promising, however, there can be no assurance that additional funding will become available.


PART II - OTHER INFORMATION
          -----------------

Item 2.  Changes in Securities.

       In April 2001, we granted to Richard Sichel fully vested options to purchase up to 15,000 shares at $.50 per share at any time during the ten year period after the date of the grant. The options were issued pursuant to our 2000 Stock Option and Stock Award Plan. The shares were issued pursuant to the exemption from registration set forth in Rule 701 promulgated under the 1933 Act.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Whirlwind Marketing, Inc.

Date:        November 14, 2001                /s/ Mark W. Peters
                                              --------------------------
                                              Mark W. Peters
                                              President, Chief Operating Officer