Form 10QSB
period 2001-09-30
WHIRLWIND MARKETING INC
filed 2001-11-19
CIK 1122695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number: 000-32871


                            WHIRLWIND MARKETING, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                      23-3050999
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                       455 Pennsylvania Avenue, Suite 200
                       Fort Washington, Pennsylvania 19034
                    (Address of principal executive offices)

                                 (215) 591-0850
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

There were 3,590,422 shares of common stock, $0.001 par value, outstanding as of November 14, 2001.

                            WHIRLWIND MARKETING, INC.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                                      Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets - September 30, 2001 (Unaudited)
       and December 31, 2000..................................................................        3

     Condensed Statements of Operations (Unaudited) for the
       Three Months and Nine Months Ended September 30, 2001 and 2000
       and the Cumulative Period June 19, 1999 (Inception) Through September 30, 2001.........        4

     Condensed Statement of Stockholders' Deficiency (Unaudited) for the
       Cumulative Period June 19, 1999 (Inception) Through September 30, 2001.................        5

     Condensed Statements of Cash Flows (Unaudited) for the
       Nine Months Ended September 30, 2001 and 2000 and the Cumulative
           Period June 19, 1999 (Inception) Through September 30, 2001........................        6

     Notes to the Condensed Financial Statements .............................................        8

Item 2. Plan of Operations....................................................................       13

Signatures    ................................................................................       16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  September 30,     December 31,
                                                                                  -------------     ------------
                                                                                      2001              2000
                                     ASSETS
Current Assets
     Cash...... ................................................................  $       7,332    $     159,428
     Accounts receivable - Trade................................................         24,122            8,027
     Accounts receivable - Related Party (Note F)...............................         32,288          683,913
     Inventories................................................................         19,501           24,129
     Deposits and other current assets..........................................          8,813            8,813
         Total Current Assets...................................................         92,056          884,310
Property and Equipment, Net (Note C)............................................        165,727          113,912

Total Assets  ..................................................................  $     257,783    $     998,222

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Accounts payable...........................................................  $     142,999    $       2,879
     Accrued expenses...........................................................        152,671          113,083
     Deferred revenue...........................................................         15,130               -
     Current maturities of obligations under capital leases (Note D)............         20,950           17,206
     Current maturities of long-term debt (Note E)..............................      1,525,540        1,481,040
         Total Current Liabilities..............................................      1,857,290        1,614,208

Obligations under capital leases, net of current maturities (Note D)............         37,260           51,838
Long-term debt, net of current maturities (Note E)..............................             -           250,000

Total Liabilities...............................................................      1,894,550        1,916,046

Commitments (Note G)............................................................             -                -

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 1,000,000 shares
       authorized; issued and outstanding, none.................................             -                -
     Common stock - $0.001 par value; 7,000,000 shares
       authorized; 3,590,422 and 2,690,001 shares
       outstanding, respectively................................................          3,590            2,690
     Additional paid-in-capital.................................................      1,720,621          952,685
     Accumulated deficit during development stage...............................     (3,360,978)      (1,873,199)
Total Stockholders' Deficiency..................................................     (1,636,767)        (917,824)

Total Liabilities and Stockholders' Deficiency..................................  $     257,783    $     998,222
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

                            Whirlwind Marketing, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                    Cumulative
                                                                                                                    Period
                                                             For the Three Months        For the Nine Months        June 19,1999
                                                             --------------------        -------------------        (Inception)
                                                              Ended September 30,         Ended September 30,       Through
                                                               2001         2000         2001            2000       Sept. 30, 2001

Sales................................................  $       27,447  $    17,728  $     63,138   $      38,581    $     121,652

Cost of Sales........................................           4,087        3,033        18,731           8,423           32,115
                                                       --------------  -----------  ------------   -------------    -------------
Gross Profit.........................................          23,360       14,695        44,407          30,158           89,537
                                                       --------------  -----------  ------------   -------------    -------------
Operating expenses...................................         650,661      294,916     1,369,677         888,728        3,030,005
                                                       --------------  -----------  ------------   -------------    -------------
Loss From Operations.................................        (627,301)    (280,221)   (1,325,270)       (858,570)      (2,940,468)
                                                       --------------  -----------  ------------   -------------    -------------
Other Income (Expense)
     Interest income.................................              68          349         2,042             349            5,149
     Interest expense................................         (57,789)     (16,295)     (164,551)        (94,550)        (425,661)
                                                       --------------  -----------  ------------   -------------    -------------
     Total Other Income (Expense)....................         (56,721)     (15,946)     (162,509)        (94,201)        (420,512)
                                                       --------------  -----------  ------------   -------------    -------------
Loss Before Income Taxes.............................        (684,022)    (296,167)   (1,487,779)       (952,771)      (3,360,980)

Income Tax Expense...................................              -            -             -               -                -
                                                       --------------  -----------  ------------   -------------    -------------
Net Loss.............................................  $     (684,022) $  (296,167) $ (1,487,779)  $    (952,771)   $  (3,360,980)
                                                       ==============  ===========  ============   =============    =============
Basic and Diluted Loss per Share.....................  $       (0.22)  $     (0.11) $      (0.50)  $       (0.36)         $ (1.22)
                                                       ==============  ===========  ============   =============    =============
Weighted Average Number of Common
 Shares Used in Per Share Calculation................       3,074,359    2,650,871     2,986,425       2,617,144        2,746,337
                                                       ==============  ===========  ============   =============    =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                                                                    Accumulated
                                                                                                      Deficit
                                                                                      Additional      During
                                        Preferred Stock            Common Stock        Paid-in      Development
                                     Shares       Amount      Shares       Amount      Capital         Stage            Total
                                     ------       ------    ---------    ---------   -----------   -------------    ------------

Balance - June 19, 1999 (inception)      -      $      -            -    $       -   $        -     $          -  $            -

Capital contribution from
    Stockholder, June 19, 2001.          -             -    2,600,001        2,600        23,400               -          26,000

Net (loss) for the period
    June 19, 1999 Through
    December 31, 1999...............     -             -            -            -             -        (102,196)       (102,196)
                                     -----         -----    ---------    ---------   -----------   -------------    ------------

Balance - December 31, 1999.........     -             -    2,600,001        2,600        23,400        (102,196)        (76,196)

Net loss............................     -             -            -            -             -      (1,771,003)     (1,771,003)

Stock options issued for services
    Rendered during the three
    months ended March 31, 2001.....     -             -            -            -        50,000               -          50,000

Conversion rights issued in
    Connection with convertible
    notes, January 10, 2000.........     -             -            -            -       105,000               -         105,000

Conversion rights issued in
    Connection with convertible
    notes, April 4, 2000............     -             -            -            -        82,500               -          82,500

Compensation for options granted
    to employees, June 21, 2000.....     -             -            -            -       534,375               -         534,375

Sale of common stock, August 9,
    2000............................     -             -       90,000           90       157,410               -         157,500
                                     -----         -----    ---------    ---------   -----------   -------------    ------------

Balance - December 31, 2000.........     -             -    2,690,001        2,690       952,685      (1,873,199)       (917,824)

Common stock issued to redeem
    convertible debt, February 15,
    2001 (unaudited)................     -             -      220,000          220       219,780               -         220,000

Sale of common stock, March 26,
    2001 (unaudited)................     -             -      193,750          194       154,806               -         155,000

Cancellation of stock subscription
    receivable, March 26, 2001
    (unaudited).....................     -             -     (12,500)          (13)       (9,987)              -         (10,000)

Compensation for options granted
    for services, April 3, 2001
    (unaudited).....................     -             -            -            -         4,500               -           4,500

Common stock issued for services
    rendered for the three months
    ended September 30, 2001
    (unaudited).....................     -             -       34,171           34        27,303               -          27,337

Common stock issued as compensation
    for the three months Ended
    September 30, 2001
    (unaudited).....................     -             -      465,000          465       371,535               -         372,000

Net loss for the nine months ended
    September 30, 2001 (unaudited)       -             -            -            -             -      (1,487,779)     (1,487,779)
                                     -----         -----    ---------    ---------   -----------   -------------    ------------
Balance - September 30, 2001........     -             -    3,590,422    $   3,590   $ 1,720,621   $  (3,360,978)   $ (1,636,767)
                                     =====         =====    =========    =========   ===========   =============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            Cumulative
                                                                                                              Period
                                                                                                           June 19, 1999
                                                                               For the Nine Months          (Inception)
                                                                               Ended September 30,            Through
                                                                                2001            2000      Sept. 30, 2001
                                                                           -------------    -----------   --------------

Cash Flows From Operating Activities
 Net (loss)..........................................................      $  (1,487,779)   $  (952,771)   $(3,360,978)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
   Depreciation and amortization ....................................             33,703          5,481         37,688
   Amortization of financing costs ..................................               --             --          187,500
   Stock options issued for services ................................              4,500         33,180         54,500
   Compensation for options granted to employees ....................               --             --          534,375
   Common stock issued for compensation..............................            372,000           --          372,000
   Conversion rights issued in connection with convertible debt .....               --          120,000             --
                                                                           -------------    -----------    -----------
   Changes in operating assets and liabilities:
     Account receivable, trade ......................................            (16,095)        (9,272)       (24,122)
     Account receivable, related party ..............................            651,625       (156,960)       851,490
     Inventory ......................................................              4,628        (15,529)       (19,501)
     Deposits and other current assets ..............................            (10,000)         9,514        (18,813)
     Accounts payable, trade ........................................            167,457         (2,472)       170,336
     Accounts payable, affiliate ....................................               --         (113,262)       113,262
     Accrued expenses ...............................................             39,588        113,496        152,671
     Deferred revenue ...............................................             15,130           --           15,130
                                                                           -------------    -----------    -----------

   Net Cash Used in Operating Activities ............................           (225,243)      (968,596)      (934,462)
                                                                           -------------    -----------    -----------
Cash Flows From Investing Activities
   Additions to property and equipment ..............................            (85,518)        (3,533)      (131,351)
   Restricted cash ..................................................               --          140,000
                                                                           -------------    -----------    -----------

   Net Cash Provided by (Used in) Investment Activities .............            (85,518)       136,467       (131,351)
                                                                           -------------    -----------    -----------
Cash Flows From Financing Activities
   Proceeds from sale of common stock ...............................            155,000        157,500        312,500
   Proceeds from borrowing under note payable .......................             31,000        801,500        791,000
   Repayments on notes payable ......................................            (16,500)          --          (16,500)
   Repayments of obligations under capital lease ....................            (10,834)        (3,735)       (13,854)
                                                                           -------------    -----------    -----------
   Net Cash Provided by Financing Activities ........................            158,666        955,265      1,073,146
                                                                           -------------    -----------    -----------
Net Increase (Decrease) in Cash .....................................           (152,096)       123,137          7,332

Cash at Beginning of Period .........................................            159,428          1,028           --
                                                                           -------------    -----------    -----------
Cash at End of Period................................................      $       7,332    $   124,165    $     7,332
                                                                           =============    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WHIRLWIND MARKETING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Cumulative
                                                                                                             Period
                                                                                For the Nine Months       June 19, 1999
                                                                                Ended September 30,        (Inception)
                                                                           ----------------------------      Through
                                                                                2001            2000      Sept. 30, 2001
                                                                           -------------    -----------   --------------



Supplemental Cash Flow Information:
   Conversion rights issued in connection with convertible notes.......... $          -     $   120,000    $   120,000

   Acquisition of equipment under capital lease........................... $          -     $    35,583    $    72,064

   Debt securities converted to equity.................................... $     220,000    $        -     $   220,000

   Stock options issued for services rendered............................. $       4,500    $        -     $    54,500

   Compensation for options granted to employees.......................... $          -     $        -     $   534,375

   Conversion rights issued with convertible notes........................ $          -     $        -     $   187,500

   Debt transferred from parent company................................... $          -     $        -     $   971,400

   Common stock issued for compensation................................... $     372,000    $        -     $   372,000








                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION

       Whirlwind Marketing, Inc. (the "Company"), incorporated on August 4, 2000, develops and markets innovative fundraising products and services for nonprofit organizations, including charitable organizations, educational institutions and civic and trade associations. The Company's fundraising solutions are designed to provide its customers with more complete, effective and easy-to-use systems to assist them in their fundraising activities. The Company developed and commercially introduced an on-line fundraising tool, V-GivingTM, that provides customers with the ability to accept donations over the Internet while allowing them to establish and further develop relationships with their donors. The Company also offers a variety of off-line fundraising products and programs designed for immediate, goal-related fundraising needs.

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


NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.     Interim Condensed Financial Statements

       The accompanying condensed financial statements as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 and for the cumulative period June 19, 1999 (inception) through September 30, 2001 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form SB-2 filed on July 20, 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

2.     Business Condition

       The Company has accumulated losses since inception of $3,360,978 and for the nine months ended September 30, 2001 losses have amounted to $1,487,779. As of September 30, 2001, the Company had a stockholders' deficiency of $1,636,767 and a working capital deficiency of $1,765,234 and has incurred costs to develop and enhance its technology and to create and introduce its products and services to its customers. The Company is in the development stage as planned principal operations of its V-GivingTM fundraising tool have commenced, but there has been no significant revenue generated. The Company has had negative operating cash flow since inception, which likely will continue for the foreseeable

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

       future as it develops and markets its products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it can secure additional financing sufficient to fully develop its technologies into commercially viable products and services. If adequate funds are not available, the Company may be required to curtail its operations or seek other remedies such as the sale of its operations or changing its overall business strategy. There can be no assurance that any of these transactions will occur.

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

4.     Collection and Remittance of Subscribers' Donations

       The Company reflects amounts collected and due to subscribers to its V-GivingTM service as Cash Restricted and Accounts Payable.

5.     Start-Up Activities

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

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       Advertising Costs

         Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the nine months ended September 30, 2001 and 2000 were $21,984 and $15,042, respectively. Total costs for the period June 19, 1999 (inception) to September 30, 2001 was $37,599.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2001 and December 31, 2000:

                                                                   September 30,    December 31,
                                                                        2001            2000
                                                                   -------------    ------------

         Machinery and Equipment................................    $    18,274     $         -
         Equipment under capital lease..........................         72,064          72,064
         Furniture and Fixtures.................................          8,816           9,833
         Computer Software......................................         93,520          36,000
         Leasehold improvements.................................         10,741               -
         .......................................................        203,415         117,897
         Less: Accumulated depreciation and amortization........        (37,688)         (3,985)
                                                                    -----------     -----------
         Net Property and Equipment.............................    $   165,727     $   113,912
                                                                    ===========     ===========

Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was $33,703 and $5,481 respectively.

NOTE D - OBLIGATIONS UNDER CAPITAL LEASE

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

          Years Ending December 31:
                 2001 (for the three months ended)................. $   10,715
                 2002..............................................     35,295
                 2003..............................................     31,898
                 2004..............................................      7,005
         Total minimum lease payments..............................     84,913
         Less: Amount representing interest (12.3% to 52.0%)            26,703
         Present value of net minimum lease payments                    58,210
         Less: Current portion                                          20,950
                                                                    ----------
         Capital Lease Obligation - Long Term                       $   37,260
                                                                    ==========

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payment or the fair value of the assets. The assts are amortized over the term of the respective lease.

During 2000, the Company entered into capital lease obligations totaling $72,064, for the purchase of equipment. Depreciation on equipment under capital leases was $17,217 for the nine months ended

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

September 30, 2001. The net book value of equipment under capital leases at September 30, 2001 amounted to $51,936.

NOTE E - NOTES PAYABLE

                                                                        September 30,     December 31,
                                                                             2001             2000
                                                                         ----------      ------------

     7% convertible debentures due January 2002 through April
      2002; convertible into common stock six months from
      date of issuance at a conversion price of $1 per share;
      interest payable monthly in arrears.  As of December 31,
      2000, these debentures were eligible for conversion.               $    30,000      $    250,000

      Notes payable, individuals, principal and accrued interest at 12% to 19% payable at maturity from October 2001
      to March 2002. Between July and September of 2001,
      notes payable maturing through September 30, 2001 with
      an aggregate face value of $606,512 were each
      extended for a period of six months, with principal
      and accrued interest at 12.0% to 19.0% payable at
      maturity from October 2001 to March 2002.                            1,495,540         1,481,040
                                                                         -----------      ------------
                                                                           1,525,540         1,731,040
      Less Current Portion                                                 1,525,540         1,481,040
                                                                         -----------      ------------
      Notes Payable - Long-Term                                          $         -      $    250,000
                                                                         ===========      ============

During the first quarter of 2001 a portion of the 7% convertible debentures with a face value of $220,000 were converted into 220,000 shares of common stock. For the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company recorded a non-cash charge of $0 and $187,500, respectively, related to the conversion feature of these convertible debentures.


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

During the year ended December 31, 2000, the Company had transferred to it by MRG notes payable, originally owed by MRG, at an aggregate face value of $971,040. The Company satisfied its related party payable to MRG in full with $313,127 of this amount. The remaining $657,913 of indebtedness the Company assumed from MRG represents a related party receivable that is payable to the Company by MRG. During the nine months ended September 30, 2001, MRG satisfied $566,000 of this obligation.

                            WHIRLWIND MARKETING, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. Future minimum lease payments under operating leases as of September 30, 2001 are as follows:

                  Year Ending December 31:
                  2001 (for the three months ended).............   $   28,431
                  2002                                                119,926
                  2003                                                124,609
                  2004                                                127,008
                  2005                                                107,880
                                                                   ----------
                  Total.........................................   $  507,854
                                                                   ==========

Rent expense for the nine months ended September 30, 2001 and 2000 was $84,801 and $39,755, respectively.

NOTE H - CAPITAL TRANSACTIONS

On November 2, 2001, the Company filed Form S-8 Registration Statement Under The Securities and Exchange Act of 1933 to register 2,044,171 shares of common stock. This registration statement covers 1,000,000 shares to be issuable under the 2000 Stock Option and Stock Reward Plan and 620,000 shares to be issued as compensation for services provided during 2001. This registration statement also covers 424,171 shares to be issued to various consultants for services provided during periods subsequent to June 30, 2001. Of the 424,171 shares, 34,171 shares have been earned as of September 30, 2001, resulting in an increase to capitalized software of $27,337 during the quarter ending September 30, 2001.


During the three months ended September 30, 2001, 465,000 shares of common stock of the 620,000 shares noted above were issued as compensation for services provided through September 30, 2001. This issuance of common stock resulted in a non-cash charge to earnings during the three months ended September 30, 2001 of $372,000, the remaining $124,000 charge related to this issuance will be recorded in the fourth quarter.

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

We are also seeking to establish marketing and sales relationships with other technology companies in an effort to increase the visibility and market penetration of our products without the necessity of hiring and maintaining a large, full-time sales staff. Our objective is to have these companies either act as distributors of our V-GivingTM product and any future information technology products we may develop, or to have these companies add our products as a component of a larger suite of information technology tools that the technology company may offer. We have not yet entered into any such marketing or sales relationship.

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

Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to expand our operations through cash flow from operations and outside financing opportunities. We also believe that due to the present volatility in our industry there is a tremendous opportunity for acquisitions to take place to assist us in our attempts to establish market leadership.

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Sales for the three months ended September 30, 2001 and 2000 were $27,447 and $17,728, respectively. The company's principal source of revenue for the three months ended and since inception resulted from the off-line fundraising products which includes sales of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs). For the three months ended September 30, 2001 and 2000, revenue recognized by the Company's V-GivingTM solution was $4,243 and $0, respectively. The primary reason for the increase can be attributed to an increased sales effort from the off-line fundraising products and V-GivingTM.

     Cost of sales for the three months ended September 30, 2001 and 2000 were $4,087 and $3,033, respectively. Cost of sales for the three months ended represents costs associated with the purchase of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs) for the purpose of resale. We anticipate that as our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

General and administrative expenses for the three months ended September 30, 2001 and 2000 were $650,661 and $294,916, respectively. The primary reason for the increase in general and administrative expenses can be attributed to the Company incurring a non-cash charge to earnings in the three months ended September 30, 2001 of $372,000 for common stock issued as compensation. The Company's current quarter general and administration expenses consisted primarily of salaries and wages of $520,285, including the non-cash charge discussed above, professional fees of $45,130, employee benefits of $2,696, rent of $37,522, and payroll taxes of $10,684. The remaining costs of $34,344 are from general operations. For the three months ended September 30, 2000, general and administrative expenses consisted primarily of salaries and wages of $188,906, professional fees of $97,507, employee benefits of $15,040, rent of $11,036, and payroll taxes of $11,036.

     Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 was $12,968 and $4,314, respectively. Depreciation and amortization expense increased primarily as a result of the additions of assets under capital lease, computer equipment, computer software, and furniture and fixtures during the first nine months of 2001.

Interest expense for the three months ended September 30, 2001 and 2000 was $56,789 and $16,295, respectively. Interest expense increased due to higher levels of outstanding debt.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

     Sales for the nine months ended September 30, 2001 and 2000 were $63,138 and $38,581, respectively. The company's principal source of revenue for the nine months ended and since inception resulted from the off-line fundraising products which includes sales of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs). The primary reason for the increase can be attributed to an increased sales effort for these products and V-GivingTM. For the nine months ended September 30, 2001 and 2000, revenue recognized by the Company's V-GivingTM solution was $5,451 and $0, respectively.

     Cost of sales for the nine months ended September 30, 2001 and 2000 were $18,731 and $8,423, respectively. Cost of sales for the nine months ended represents costs associated with the purchase of Gold Cards and traditional fundraising merchandise (e.g. candy and licensed mugs) for the purpose of resale. We anticipate that as our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

     General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $1,369,677 and $888,728, respectively. The primary reason for the increase in general and administrative expenses can be attributed to the Company incurring a non-cash charge to earnings in the three months ended September 30, 2001 of $372,000 for common stock issued as compensation. The Company's current quarter general and administration expenses consisted primarily of salaries and wages of $881,308, including the non cash charge discussed above, professional fees of $161,036, employee benefits of $50,656, rent of $84,801, and payroll taxes of $42,870. The remaining costs of $149,006 are from general operations. For the nine months ended September 30, 2000, general and administration expenses consisted primarily of salaries and wages of $430,835, professional fees of $212,453, employee benefits of $44,695, rent of $39,755, and payroll taxes of $39,453. The remaining costs of $121,537 are from general operations.

     Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was $33,703 and $5,481, respectively. Depreciation and amortization expense increased primarily as a result of the additions of assets under capital lease, computer equipment, computer software, and furniture and fixtures during the first nine months of 2001.

     Interest expense for the nine months ended September 30, 2001 and 2000 was $164,551 and $94,550, respectively. Interest expense increased due to higher levels of outstanding debt.


Liquidity and Capital Resources

      At September 30, 2001, cash amounts to $7,332, a decrease of $152,096 from December 31, 2000. Cash flow used in operations was $225,243 for the nine months ended September 30, 2001. The company has notes payable to individuals and convertible debentures of $1,495,540 and $30,000, respectively, as of September 30, 2001.

The Company has financed its operations to date primarily through convertible debentures, notes payable, and current sales. The Company has had net losses annually since inception (1999) and we have incurred net losses through September 30, 2001. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources and the collection of a receivable from a related party of $32,288. The additional financing and collection of the receivable will be used for working capital needs, other general corporate purposes, possible acquisitions, and to make payments on accounts and notes payable. There is no assurance that additional financing will be realized or collection will occur on the receivable from the related party.

We had negative working capital of $1,765,234 on September 30, 2001 as compared to $729,898 at December 31, 2000. The Company expects certain debt holders to convert their debt to equity and raise funds through a variety of outside resources. We also currently have a receivable from a related party in the amount of $32,288, which we expect to collect in the next three months. These sources of funds should be sufficient to cover our operations and working capital requirements in the short-term.

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


                                        Whirlwind Marketing, Inc.

Date:   November 19, 2001               /s/ Mark W. Peters
                                        --------------------------------------
                                        Mark W. Peters
                                        President, Chief Operating Officer